Form 10-K405
period 1999-12-31
HIGHLANDS CAPITAL TRUST I
filed 2000-03-30
CIK 1047781

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                       Commission file number 333-37917-01

                            HIGHLANDS CAPITAL TRUST I
                 (Name of Small Business Issuer in its Charter)

                Delaware                                    Pending
      (State or Other Jurisdiction                      (I.R.S. Employer
           of Incorporation)                          Identification No.)

          340 West Main Street
           Abingdon, Virginia                                24210
(Address of Principal Executive Offices)                   (Zip Code)

                                 (540) 628-9181
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
         Title of Each Class                       on Which Registered
         -------------------                       -------------------

                 None                                      n/a

         Securities registered under Section 12(g) of the Exchange Act:

                           $2.3125 Capital Securities
                (Liquidation Amount $25.00 per Capital Security)
                     and the Guarantee with respect thereto
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes __X__   No  ____

         Indicate by check mark  if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of December 31, 1999: N/A

         The number of outstanding shares of Common Stock as of December 31, 1999 was 9,000.

         Highlands Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust (the "Declaration"), and the filing of a certificate of trust with the Delaware Secretary of State on October 3, 1997. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of $2.3125 Capital Securities (the "Capital Securities") and common securities (the "Common Securities," and together with the Capital Securities, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the "Junior Subordinated Debt Securities") of Highlands Bankshares, Inc., a Virginia corporation (the "Corporation"), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust's sole assets are $7,725,000 representing the principal amount of the Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $225,000 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, and by $7,500,000 aggregate liquidation amount of Capital Securities. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

         On January 21, 1998, the Trust invested the proceeds from the sale and issuance of the Trust Securities in the Junior Subordinated Debt Securities. The Trust's ability to pay distributions to the holders of the Capital Securities is dependent on its receipt of distributions on the Junior Subordinated Debt Securities from the Corporation. Therefore, upon the receipt by the Trust of payments from the Corporation, the Trust will pass through such payments to the holders of the Capital Securities.

         Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-K. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 340 West Main Street, Abingdon, Virginia 24210.

         The following documents are exhibits to this report:

         4.1 Certificate of Trust of the Trust, included as Exhibit 4.1 to the Corporation's and Trust's Registration Statement on Form S-2, Registration Nos. 333-37917 and 333-37917-01 (the "Form
                  S-2"), and incorporated herein by reference.

         4.2      Form of  Amended  and  Restated  Declaration  of  Trust of the
                  Trust,   included  as  Exhibit  4.2  to  the  Form  S-2,   and
                  incorporated herein by reference.

         4.3 Form of Junior Subordinated Indenture between the Corporation and Wilmington Trust Company, as Trustee, included as Exhibit
                  4.3 to the Form S-2, and incorporated herein by reference.

         4.4 Form of Capital Security, included in Exhibit 4.2 to the Form S-2, and incorporated herein by reference.

         4.5      Form of Junior Subordinated Debt Security, included in Exhibit
                  4.3 to the Form S-2, and incorporated herein by reference.

         4.6      Form  of  Guarantee   Agreement  with  respect  to  the  Trust
                  Securities issued by the Trust, included as Exhibit 4.6 to the Form S-2, and incorporated herein by reference.

         4.7 Form of Escrow Agreement among McKinnon & Company, Inc., the Trust, the Corporation and Wilmington Trust Company, included in Exhibit 4.7 to the Form S-2, and incorporated herein by reference.

         4.8 Trust Agreement between the Corporation and Wilmington Trust Company, included as Exhibit 4.8 to the Form S-2, and incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HIGHLANDS CAPITAL TRUST I



Dated:  March 30, 2000                         By:  /s/ Samuel L. Neese
                                                  --------------------------
                                                      Samuel L. Neese
                                                      Administrative Trustee



Dated:  March 30, 2000                         By:  /s/ James T. Riffe
                                                  --------------------------
                                                      James T. Riffe
                                                      Administrative Trustee

                                  EXHIBIT INDEX

       Number                       Document
       ------                       --------

         4.1 Certificate of Trust of the Trust, included as Exhibit 4.1 to the Corporation's and Trust's Registration Statement on Form S-2, Registration Nos. 333-37917 and 333-37917-01 (the "Form
                  S-2"), and incorporated herein by reference.

         4.2      Form of  Amended  and  Restated  Declaration  of  Trust of the
                  Trust,   included  as  Exhibit  4.2  to  the  Form  S-2,   and
                  incorporated herein by reference.

         4.3 Form of Junior Subordinated Indenture between the Corporation and Wilmington Trust Company, as Trustee, included as Exhibit
                  4.3 to the Form S-2, and incorporated herein by reference.

         4.4 Form of Capital Security, included in Exhibit 4.2 to the Form S-2, and incorporated herein by reference.

         4.5      Form of Junior Subordinated Debt Security, included in Exhibit
                  4.3 to the Form S-2, and incorporated herein by reference.

         4.6      Form  of  Guarantee   Agreement  with  respect  to  the  Trust
                  Securities issued by the Trust, included as Exhibit 4.6 to the Form S-2, and incorporated herein by reference.

         4.7 Form of Escrow Agreement among McKinnon & Company, Inc., the Trust, the Corporation and Wilmington Trust Company, included in Exhibit 4.7 to the Form S-2, and incorporated herein by reference.

         4.8 Trust Agreement between the Corporation and Wilmington Trust Company, included as Exhibit 4.8 to the Form S-2, and incorporated herein by reference.