Form 10-Q
period 2000-03-31
HIGHLANDS CAPITAL TRUST I
filed 2000-08-14
CIK 1047781

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                       Commission file number 333-37917-01


                            HIGHLANDS CAPITAL TRUST I
             (Exact Name of Registrant as Specified in its Charter)


                     Delaware                               51-6516421
           (State or Other Jurisdiction                  (I.R.S. Employer
        of Incorporation or Organization)              Identification No.)

               340 West Main Street
                Abingdon, Virginia                            24210
     (Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, Including Area Code: (540) 628-9181


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes __X__   No  _____

         The number of outstanding shares of Common Stock as of March 31, 2000 was 9,000.


         o This Form 10-Q also covers 300,000 of the Registrant's $2.3125 Capital Securities, and the Guarantee with respect thereto.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements. (See Note Below)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Highlands Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust (the "Declaration"), and the filing of a certificate of trust with the Delaware Secretary of State on October 3, 1997. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of $2.3125 Capital Securities (the "Capital Securities") and common securities (the "Common Securities," and together with the Capital Securities, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the "Junior Subordinated Debt Securities") of Highlands Bankshares, Inc., a Virginia corporation (the "Corporation"), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust's sole assets are $7,725,000, representing the principal amount of the Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $225,000 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, and by $7,500,000 aggregate liquidation amount of Capital Securities. The Trust makes distributions on the Trust Securities to the extent that it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (See Note Below)


NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, and the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 340 West Main Street, Abingdon, Virginia 24210.

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

                None.

          (b)   Reports on Form 8-K.

                None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HIGHLANDS CAPITAL TRUST I



Date:  August 11, 2000             By: /s/ Samuel L. Neese
                                      ------------------------------------------
                                      Name:  Samuel L. Neese
                                      Title: Administrative Trustee
                                             (as principal executive officer and
                                              on behalf of the Registrant)



Date:  August 11, 2000             By: /s/ James T. Riffe
                                      ------------------------------------------
                                      Name:  James T. Riffe
                                      Title: Administrative Trustee
                                             (as principal financial officer)