Form 10-Q
period 2000-06-30
HIGHLANDS CAPITAL TRUST I
filed 2000-08-14
CIK 1047781

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                                           Yes __X__   No  _____

         The number of outstanding shares of Common Stock as of June 30, 2000 was 9,000.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (See Note Below)


NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, the Corporation's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 340 West Main Street, Abingdon, Virginia 24210.

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