Form 10-K405
period 2000-12-31
HIGHLANDS CAPITAL TRUST I
filed 2001-04-02
CIK 1047781

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark  if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of December 31, 2000: N/A

         The number of outstanding shares of Common Stock as of December 31, 2000 was 9,000.

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

         Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-K. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 340 West Main Street, Abingdon, Virginia 24210.

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

                                               HIGHLANDS CAPITAL TRUST I



Dated:  April 2, 2001                          By:  /s/ Samuel L. Neese
                                                  --------------------------
                                                      Samuel L. Neese
                                                      Administrative Trustee



Dated:  April 2, 2001                          By:  /s/ James T. Riffe
                                                  --------------------------
                                                      James T. Riffe
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