Form 10-Q
period 2001-03-31
HIGHLANDS CAPITAL TRUST I
filed 2001-05-15
CIK 1047781

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         The number of outstanding shares of Common Stock as of March 31, 2001 was 9,000.


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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.
             (See Note Below)


NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and the Corporation's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 340 West Main Street, Abingdon, Virginia 24210.

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

                                            HIGHLANDS CAPITAL TRUST I



Date:  May 11, 2001                         By:  /s/ Samuel L. Neese
                                               ---------------------------------
                                               Name:    Samuel L. Neese
                                               Title:   Administrative Trustee
                                                        (as principal executive
                                                         officer and on behalf
                                                         of the Registrant)



Date:  May 11, 2001                         By:  /s/ James T. Riffe
                                               ---------------------------------
                                               Name:    James T. Riffe
                                               Title:   Administrative Trustee
                                                        (as principal financial
                                                         officer)