Form 10-K
period 2002-12-31
HIGHLANDS CAPITAL TRUST I
filed 2003-03-31
CIK 1047781

STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002
                        Commission File Number 430893107

                            HIGHLANDS CAPITAL TRUST I
                            -------------------------
             (Exact name of registrant as specified in its charter)

                         Deleware                     51-6516421
               (State or Other Jurisdiction        (I.R.S. Employer
            of Incorporation or Organization)     Identification No.)

                   340 West Main Street
                    Abingdon, Virginia                 24210-1128
         (Address of Principal Executive Offices)      (Zip Code)

                                 (276) 628-9181
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
                Title of Each Class                 on Which Registered
                -------------------                 -------------------
                      None                                  n/a

           Securities registered pursuant to Section 12(b) of the Act:
                           $2.3125 Capital Securities
                           --------------------------
                (Liquidation Amount $25.00 per Capital Security)
                     and the Guarantee with respect thereto
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter: N/A

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. As of March 13, 2002, there were 9,000 shares of Common Stock.

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

                                     HIGHLANDS CAPITAL TRUST I



Dated:  March 30, 2003               By:  /s/ Samuel L. Neese
                                          --------------------------
                                          Samuel L. Neese
                                          Administrative Trustee



Dated:  March 30, 2003               By:  /s/ James T. Riffe
                                          --------------------------
                                          James T. Riffe
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